Form 10-Q
period 1995-09-30
MAY LIMITED PARTNERSHIP 1984-2
filed 1995-11-13
CIK 757385

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  ---     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-89194

                             -----------------------

                         MAY DRILLING PARTNERSHIP 1984-2
                         MAY LIMITED PARTNERSHIP 1984-2
             (Exact name of registrant as specified in its charter)

                            ------------------------


         TEXAS                                75-1985009
 (State or other jurisdiction of              75-1985008
 incorporation or organization)             (I.R.S. Employer
                                          Identification Number)
 4582 SOUTH ULSTER STREET PARKWAY
        SUITE 1700
         DENVER, COLORADO                         80237
 (Address of principal executive                 (Zip Code)
 offices)

Registrant's telephone number, including area code:  (303) 850-7373


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  ___



                         MAY DRILLING PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                 (In thousands)


                                         September 30,   December 31,
                                             1995           1994
                                          ------------   ------------
                                         (Unaudited)

 ASSETS
 Investment in
    May Limited Partnership 1984-2            $282           $297
                                              ====           ====


 PARTNERS' CAPITAL
 Partners' Capital                            $282           $297
                                              ====           ====



NOTE: The  statements  of  operations  and cash  flows  for  May  Drilling
      Partnership 1984-2 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-2 financial statements. The May Drilling Partnership carries its investment in May Limited
      Partnership 1984-2 on the equity method. The May Limited Partnership 1984-2 financial statements should be read in conjunction with these balance sheets.



                         MAY LIMITED PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                 (In thousands)

                                         September 30,   December 31,
                                              1995           1994
                                          ------------   -----------
                                         (Unaudited)

 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents            $    299       $    276
    Accrued oil and gas sales                 169            203
    Due from affiliate                         77             86
    Contributions receivable from
       general partner                                        26
                                           -------        -------
          Total                               545            591
                                           -------        -------

 OIL AND GAS PROPERTIES, using the
    full cost method of accounting         10,359         10,357
       Less - Accumulated depletion       (10,359)       (10,357)
                                           -------        -------

          Net oil and gas properties            -              -
                                          --------      --------

 TOTAL ASSETS                            $    545      $     591
                                           =======       =======


 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
    Accounts payable and accrued         $     12       $     14
       liabilities                         -------       -------

          Total                                12             14
                                           -------       -------


 PARTNERS' CAPITAL
    General Partner                           251            280
    Limited Partner                           282            297
                                           -------        -------
          Total                               533            577
                                           -------        -------

 TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 $    545       $    591
                                           =======        =======



                         MAY LIMITED PARTNERSHIP 1984-2
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)

                                          For the Three Months Ended
                                           --------------------------

                                         September 30,  September 30,
                                             1995           1994
                                          ---------      ---------

 REVENUES
    Oil revenue                          $    135       $    144
    Gas revenue                               155            177
    Interest income                             3              3
                                           -------        -------
          Total                               293            324
                                           -------        -------

 COSTS AND EXPENSES
    Lease operating                             6              7
    Production taxes                           24             26
    General and administrative                 11             11
    Professional services and other             2              2
                                          --------       --------
          Total                                43             46
                                           -------        -------

 NET INCOME                              $    250       $    278
                                           =======        =======

 ALLOCATION OF NET INCOME:
    General Partner                      $     78       $     87
                                           =======        =======

    Limited Partner                      $    172       $    191
                                           =======        =======
       Per initial $1,000 limited
          partner investment             $  19.92       $  22.12
                                           =======        =======

       Weighted average initial $1,000
          limited partner investment
          units outstanding                 8,633          8,633
                                           =======        =======



                         MAY LIMITED PARTNERSHIP 1984-2
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                            For the Nine Months Ended
                                           -------------------------
                                          September 30,   September 30,
                                              1995            1994
                                           ---------       ---------
 REVENUES
    Oil revenue                           $    383        $    421
    Gas revenue                                426             687
    Interest income                             10               6
                                            -------         -------

          Total                                819           1,114
                                            -------         -------

 COSTS AND EXPENSES
    Lease operating                             21              17
    Production taxes                            66              71
    General and administrative                  33              33
    Depletion                                    2
    Professional services and other              8               9
                                            -------         -------
          Total                                130             130
                                            -------         -------

 NET INCOME                               $    689        $    984
                                            =======         =======
 ALLOCATION OF NET INCOME:

    General Partner                       $    219        $    309
                                            =======         =======

    Limited Partner                       $    470        $    675
                                            =======         =======
       Per initial $1,000 limited
          partner investment              $  54.44        $  78.19
                                            =======         =======

       Weighted average initial $1,000
          limited partner investment
          units outstanding                  8,633           8,633
                                            =======         =======



                         MAY LIMITED PARTNERSHIP 1984-2
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                         For the Nine Months Ended
                                          -------------------------

                                         September 30,  September 30,
                                             1995           1994
                                            -------        -------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                           $    689        $   984
    Adjustment to reconcile net income
       to net cash provided by
       operating activities:
          Depletion                             2
                                          --------       --------

 Cash from operations before working
    capital changes                           691            984

    Changes in assets and liabilities
       provided (used) cash:
          Accrued oil and gas sales            34            125
          Due from affiliate                    9            (50)
          Contributions receivable from
             general partner                   26
          Accounts payable and accrued
             liabilities                       (2)            (2)
                                           -------        -------

 Net cash provided by operating
    activities                                758          1,057
                                           -------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES

    Additions to oil and gas properties        (2)
                                           -------       --------
 Net cash used in investing activities
                                               (2)
                                           -------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to partners                (733)        (1,087)
    Contributions from general partner                        23
                                            -------       -------
 Net cash used in financing activities       (733)        (1,064)
                                            -------       -------

 Net increase (decrease) in cash and
    cash equivalents                           23             (7)

 CASH AND CASH EQUIVALENTS:
    Balance, beginning of period              276            240
                                           -------        -------

    Balance, end of period               $    299       $    233
                                           =======        =======


                   The accompanying notes are an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1994 Annual Report on Form 10-K.

NOTE 2 - LEGAL PROCEEDING

In October 1995, the parties agreed in principle to settle the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff in the lawsuit alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by the Partnership and approximately 80 other named defendants, he contracted myelogenous leukemia. The majority of the Partnership's share of the settlement liability is covered by the Partnership's liability insurance carriers. The Partnership's share of the amounts not covered by insurance has not yet been determined because of the complexity of the allocation.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $758,000 for the nine months ended September 30, 1995, and $733,000 was distributed to partners. A distribution was declared in October 1995. The distribution amount is $279,000, payable $191,000 to May Drilling Partnership 1984-2 partners and $88,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THE THIRD QUARTER 1994

OIL REVENUES

Oil revenues decreased $9,000 during the third quarter of 1995 as compared to the corresponding period in 1994 as the result of an decrease in production combined with a decrease in the average oil price. Oil production decreased 3% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average oil price increased from $17.56 per barrel in 1994 to $17.01 per barrel in 1995.

GAS REVENUES

Gas revenues decreased $22,000 for the third quarter of 1995 as compared to the corresponding period in 1994 due to a decrease in the average gas price combined with a decrease in production. Gas production decreased 2% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average gas price decreased from $1.97 per mcf in 1994 to $1.77 per mcf in 1995.

LEASE OPERATING EXPENSE

Lease operating expense decreased $1,000 for the third quarter of 1995 as compared to the corresponding period in 1994 due to decreased maintenance activity.

PRODUCTION TAXES

Production taxes decreased $2,000 during the third quarter of 1995 as compared to the corresponding period in 1994 due to decreased oil and gas production as previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

The comparisons for the nine months ended September 30, 1995 and the nine months ended September 30, 1994 are consistent with those discussed in the third quarter 1995 compared to the third quarter 1994 except as follows:
OIL REVENUE

Oil revenue decreased $38,000 during the first nine months of 1995 as compared with the same period in 1994 due to an 18% decrease in oil production resulting from reduced state allowable production limits as well as normal production declines, partially offset by an increase in oil prices. The average oil price increased from $15.99 per barrel in 1994 to $17.70 in 1995.

GAS REVENUE

Gas revenue decreased $261,000 during the first nine months of 1995 as compared with the same period in 1994 due to a 20% decrease in production resulting from reduced state allowable production limits as well as normal production declines, combined with lower gas prices. Average gas prices decreased from $2.38 per mcf in 1994 to $1.85 per mcf in 1995.

INTEREST INCOME

Interest income increased $4,000 during the first nine months of 1995 as compared with the same period in 1994 primarily due to higher interest rates during 1995.

LEASE OPERATING EXPENSE

Lease operating expense increased $4,000 during the first nine months of 1995 as compared with the same period in 1994 due to increased maintenance activity on the Freddie Aker #1 well.


PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

         Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1994 and Item 1 - Note 2 of this Form 10-Q.


ITEM 2  - CHANGES IN SECURITIES

         None.


ITEM 3  - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5  - OTHER INFORMATION

         None.


ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         None.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                 MAY DRILLING PARTNERSHIP 1984-2
                                 MAY LIMITED PARTNERSHIP 1984-2

                                 BY:  EDP OPERATING, LTD.,
                                       GENERAL PARTNER

                                 BY:  HALLWOOD G. P., INC.,
                                       GENERAL PARTNER



 Date:  November 2, 1995         By:  /s/Robert S. Pfeiffer
                                    -----------------------------
                                    Robert S. Pfeiffer, Vice President
                                    (Principal Accounting Officer)