Form 10-Q
period 1997-09-30
MAY LIMITED PARTNERSHIP 1984-2
filed 1997-11-14
CIK 757385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                         Commission File Number 0-89194


                         MAY DRILLING PARTNERSHIP 1984-2
                         MAY LIMITED PARTNERSHIP 1984-2
             (Exact name of registrant as specified in its charter)



                                                                      75-1985009
              Texas                                                   75-1985008
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

  4582 South Ulster Street Parkway
            Suite 1700
         Denver, Colorado                                                  80237
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                         MAY DRILLING PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                          September 30,           December 31,
                                                                                1997                     1996



ASSETS

Investment in
     May Limited Partnership 1984-2                                          $305                     $445
                                                                              ===                      ===



PARTNERS' CAPITAL

Partners' Capital                                                            $305                     $445
                                                                              ===                      ===







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

















                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                                  September 30,      December 31,
                                                                                      1997                1996
                                                                                 -------           -----------


ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                       $     261         $     352
     Accrued oil and gas sales                                                             195               320
     Due from affiliate                                                                     92               114
     Contributions receivable from general partner                                                            32
                                                                                         ------            -----
              Total                                                                        548               818
                                                                                           ---               ---



OIL AND GAS PROPERTIES, using the full cost method of accounting                         10,441            10,369

         Less accumulated depletion                                                     (10,399)          (10,369)
                                                                                        --------          --------
              Net oil and gas properties                                                    42
                                                                                         -------          --------


TOTAL ASSETS                                                                        $     590          $     818
                                                                                     =========          ========



LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES

     Accounts payable and accrued liabilities                                       $       11        $       12
                                                                                     ---------         ---------


PARTNERS' CAPITAL

     General partner                                                                       274               361
                                                                                          ----               ----
     Limited partner                                                                       305               445
                                                                                           ---               ---

              Total                                                                        579               806
                                                                                           ---               ---



TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     590         $     818
                                                                                      ========          ========














                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                     For the Three Months Ended September 30,

                                                                          1997                        1996
                                                                          -----                       ----



REVENUES

     Oil revenue                                                       $    126                     $    196
     Gas revenue                                                            185                          257
     Interest                                                                 3                            3
                                                                            ---                          ---

              Total                                                         314                          456
                                                                            ---                          ---



COSTS AND EXPENSES
     Lease operating                                                         10                            5
     Production taxes                                                        21                           33
     General and administrative                                               8                            8
     Depletion                                                               17                           10
     Professional services and other                                          3                            2
                                                                            ---                           --

              Total                                                          59                           58
                                                                            ---                           --



NET INCOME                                                             $    255                     $    398
                                                                        =======                      =======



ALLOCATION OF NET INCOME:



     General Partner                                                  $      84                     $    127
                                                                       ========                      =======

     Limited Partner                                                   $    171                     $    271
                                                                        =======                      =======



         Per initial $1,000 limited
              partner investment unit                                   $ 19.81                      $ 31.39
                                                                         ======                       ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                                8,633                        8,633
                                                                          =====                        =====











                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                     For the Nine Months Ended September 30,

                                                                          1997                        1996
                                                                          -----                       ----



REVENUES

     Oil revenue                                                      $    381                    $     561
     Gas revenue                                                           579                          948
     Interest                                                               12                           10
     Other                                                                  9
                                                                           ---                       ------
              Total                                                        981                        1,519
                                                                           ---                        -----



COSTS AND EXPENSES

     Lease operating                                                        34                           21
     Production taxes                                                       65                           96
     General and administrative                                             22                           29
     Depletion                                                              30                           10
     Professional services and other                                        10                            8
                                                                            --                           --

              Total                                                        161                          164
                                                                           ---                          ---



NET INCOME                                                            $    820                     $  1,355
                                                                       =======                      =======



ALLOCATION OF NET INCOME:

     General Partner                                                  $    268                    $     430
                                                                       =======                     ========

     Limited Partner                                                  $    552                    $     925
                                                                       =======                     ========


         Per initial $1,000 limited
              partner investment unit                                  $ 63.94                      $107.15
                                                                        ======                       ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                               8,633                       8,633
                                                                         =====                       =====











                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Nine Months Ended September 30,

                                                                           1997                        1996
                                                                           -----                       ----



OPERATING ACTIVITIES:

     Net income                                                       $    820                      $  1,355
     Adjustment to reconcile net income to net cash
         provided by operating activities:

         Depletion                                                          30                           10
                                                                           ----                         -----
              Cash from operations before working
                  capital changes                                          850                         1,365


     Changes in assets and liabilities provided (used) cash:

         Accrued oil and gas sales                                         125                            (2)
         Due from affiliate                                                 22                           (76)
         Accounts payable and accrued liabilities                           (1)                           (5)
                                                                           ----                        ------
              Net cash provided by operating activities                    996                         1,282
                                                                           ---                         -----

INVESTING ACTIVITIES:

     Additions to oil and gas properties                                  (72)                           (10)
                                                                         -----                            ---

FINANCING ACTIVITIES:

     Distributions to partners                                         (1,047)                        (1,209)
     Contributions from partners                                            32                            27
                                                                        ------                         -----
              Net cash used in financing activities                    (1,015)                        (1,182)
                                                                       ------                         ------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     (91)                            90

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                          352                           250
                                                                           ---                           ---
     Balance, end of period                                           $    261                      $    340
                                                                       =======                       =======









                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-2
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1984-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

Cash provided by operating activities totaled $996,000 for the nine months ended September 30, 1997, and $1,047,000 was distributed to partners. A distribution payable to partners of record as of September 30, 1997 was declared in October 1997. The distribution amount is $254,000, payable $173,000 to May Drilling Partnership 1984-2 partners and $81,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1997 Compared to the Third Quarter 1996

Oil Revenue

Oil revenue decreased $70,000 during the third quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production and a decrease in the average oil price. Oil production decreased 27% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average oil price decreased from $21.86 per barrel in 1996 to $19.24 per barrel in 1997.

Gas Revenue

Gas revenue decreased $72,000 for the third quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in production partially offset by a slight increase in the average gas price. Gas production decreased 27% on the Freddie Aker #1 due to a decrease in the state allowable production limits. The average gas price increased from $2.70 per mcf in 1996 to $2.71 per mcf in 1997.

Lease Operating

Lease operating expense increased $5,000 during the third quarter of 1997 as compared with the same period in 1996 due to increased maintenance activity on the Freddie Aker #1.

Production Taxes

Production taxes decreased $12,000 during the third quarter of 1997 as compared to the corresponding period in 1996 due to the decreased oil and gas production previously discussed.

Depletion

Depletion expense increased $7,000 during the third quarter of 1997 as compared to the corresponding period in 1996 as a result of higher capitalized costs during 1997.

Professional Services and Other

Professional services and other expense increased $1,000 during the first quarter of 1997 as compared with the same period during 1996 primarily due to the timing of these expenses.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

The comparisons for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 are consistent with those discussed in the third quarter 1997 compared to the third quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $180,000 during the first nine months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by a slight increase in the average oil price. The average oil price increased from $20.53 per barrel in 1996 to $20.56 per barrel in 1997. Oil production decreased 32% primarily due to lower state allowable production limits and normal production declines.

Gas Revenue

Gas revenue decreased $369,000 during the first nine months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production and a decrease in price. Gas production decreased 35% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.09 per mcf in 1996 to $2.92 per mcf in 1997.

Interest

Interest income increased $2,000 during the first nine months of 1997 as compared with the corresponding period of 1996 due to an increase in the average cash balance.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

General and Administrative

General and administrative expense decreased $7,000 for the first nine months of 1997 as compared to the corresponding period in 1996 as a result of a decrease in the allocation of overhead from the general partner.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


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


                                       MAY DRILLING PARTNERSHIP 1984-2
                                       MAY LIMITED PARTNERSHIP 1984-2

                                       By:   EDP OPERATING, LTD.,
                                             General Partner

                                             By:  HEPGP LTD.,
                                                  General Partner

                                             By:  HALLWOOD G. P., INC.,
                                                  General Partner



Date:  November 4, 1997                      By:    Robert S. Pfeiffer
                                             Robert S. Pfeiffer, Vice President
                                              (Principal Accounting Officer)