Form 10-K405
period 1997-12-31
MAY LIMITED PARTNERSHIP 1984-2
filed 1998-03-25
CIK 757385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

           Securities Registered Pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered
     None                                                           None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                                       - 7 -
                      DOCUMENTS INCORPORATED BY REFERENCE:



                                                          Part of Form 10-K into
Document                                                which it is incorporated


The General Partnership Agreement and the Limited Partnership Agreement
filed as an Exhibit to Registration Statement No. 0-89194                Part IV

                                     PART I


ITEM 1  -  BUSINESS

May Drilling Partnership 1984-2 (the "Drilling or General Partnership") and May Limited Partnership 1984-2 (the "Limited Partnership") were organized by May Petroleum Inc. ("May") to explore for and develop oil and gas reserves primarily in Texas, Oklahoma and Louisiana. Funds received from the sale and production of oil and gas reserves are used to pay the obligations of the Limited Partnership. Funds not required by the Limited Partnership as working capital are distributed to the participants in the Drilling Partnership and the general partner.

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1998, HPI employed 123 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1997, all such required contributions had been accrued.

Participation in Expenses and Revenues

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as set forth in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                                             Drilling              General
                                                           Partnership             Partner



Abandonment expenses (1)                                       99%                    1%

Noncapital expenses                                            99%                    1%

Direct expenses                                                99%                    1%

Lease acquisition expenses                                                           100%

Capital expenses                                                                     100%

Oil and gas revenues                                           (2)                   (2)

Operating expenses                                             (2)                   (2)

Special projects                                               (2)                   (2)

General and administrative overhead                            (2)                   (2)

     (1) Includes   expenses   that  would   otherwise  be  allocated  as  lease
         acquisition expenses and/or capital expenses but that relate to abandoned properties.

     (2) Such items were shared 70% by the Drilling Partnership and 30% by the general partner until December 31, 1984. As of December 31, 1984, and as of December 31 of each year thereafter, the sharing of such items is adjusted so the general partner's allocation equals the percentage that the amount of Limited Partnership expenses allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the Drilling Partnership, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was:

                            1997             1996              1995
                      -     -----       -    -----       -     ----


Limited Partner            68.2%             68.4%            68.6%
General Partner            31.8%             31.6%            31.4%

In 1998 the sharing ratio will be 68.1% to the limited partner and 31.9% to the general partner.

To the extent that the characterization of any expense of the Limited Partnership depends on its deductibility for federal income tax purposes, the proper characterization is determined by the general partner (according to its intended characterization on the Limited Partnership's federal income tax return) in good faith at the time the expense is to be charged or credited. Such characterization will control related charges and credits to the partners regardless of any subsequent determination by the Internal Revenue Service or a court of law that the reported expenses should be otherwise characterized for tax purposes.

Competition

Oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy. See also "Marketing" for a discussion of the market structure for oil and gas sales.

Regulation

Production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor law, interstate sales, excise taxes and federal and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which the Limited Partnership does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

Federal Income Tax Considerations

The Limited Partnership and the General Partnership are partnerships for federal income tax purposes. Consequently, they are not taxable entities; rather, all income, gains, losses, deductions and credits are passed through and taken into account by the partners on their individual federal income tax returns. In general, distributions are not subject to tax so long as such distributions do not exceed the partner's adjusted tax basis. Any distributions in excess of the partner's adjusted tax basis are taxed generally as capital gains.

Marketing

The oil and gas produced from the properties owned by the Limited Partnership has typically been marketed through normal channels for such products. Oil has generally been sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. The majority of the Limited Partnership's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. Both oil and natural gas are purchased by refineries, major oil companies, public utilities and other users and processors of petroleum products.

Factors which, if they were to occur, might adversely affect the Limited Partnership include decreases in oil and gas prices, the availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes, and increasing costs and difficulties of transportation.

Significant Customers

For the years ended December 31, 1997, 1996 and 1995 purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership.


                                           1997              1996             1995
                                      -    -----       -     -----       -    ----

Conoco Inc.                                 41%               56%               72%
Marathon Petroleum Company                  39%
TXG Gas Marketing                           19%               30%

Although the Limited Partnership sells the majority of its production to a small number of purchasers, there are numerous other purchasers in the area, so the loss of any significant customer would not adversely affect the Limited Partnership's operations.

Environmental Considerations

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The Limited Partnership's historical environmental expenditures have not been material and are not expected to be material in the future. The general partner is continually taking actions it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

Insurance Coverage

The Limited Partnership is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Limited Partnership maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to the Limited Partnership's, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Limited Partnership's earnings and financial position.

Issues Related to the Year 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

Because of the nature of the oil and gas industry and the necessity for the Limited Partnership to make reserve estimates and other plans well beyond the year 2000, the Limited Partnership's computer systems and software were already configured to accommodate dates beyond the year 2000. The Limited Partnership believes that the year 2000 will not pose significant operational problems for the Limited Partnership's computer systems. The Limited Partnership has not yet completed its assessment of all of its systems, or the computer systems of third parties with which it deals, and it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues on the operations of the Limited Partnership.

ITEM 2  -  PROPERTIES

The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Natural gas accounts for 65% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1997.

Significant Property

At December 31, 1997, the following property accounted for all of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1997 reserve report prepared by HPI's petroleum engineers.

Montet Prospect. The Montet prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect contains one productive well (the Freddie Aker) and has estimated remaining net proved reserves of 27,000 bbls of oil and 290,000 mcf of gas as of December 31, 1997. The Limited Partnership's working interest in this well is 13.1%. The prospect produces from one zone, the Bol Mex 3 formation at 15,275 feet.


ITEM 3  -  LEGAL PROCEEDINGS

For a description of legal proceedings affecting The Limited Partnership, please refer to Item 8 Note 4.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1997.


                                     PART II


ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

           b)  As of December 31, 1997, there were  approximately 732 holders of record of partnership interests in the Drilling Partnership.
          c) Distributions  paid by the Limited  Partnership were as follows (in thousands):


                        General           Limited
                        Partner           Partner


        1997            $  436          $   865
        1996               524            1,078
        1995               336              676

ITEM 6 - SELECTED FINANCIAL DATA


                                                                  For the Limited Partnership
                                                             As of or for the Year Ended December 31,

                                    1997              1996             1995              1994             1993
                               -    -----       -     -----       -    -----       -     -----       -    ----
                                                                (In thousands)


Total revenues                   $1,311               $2,010          $1,170             $1,446          $1,110
Oil and gas revenues              1,287                1,996           1,156              1,437           1,101
Net income                        1,098                1,796             988              1,270             921
Working capital                     605                  806             580                577             603
Total assets                        652                  818             597                591             618
Partners' capital                   638                  806             580                577             603


ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Liquidity and Capital Resources

Material changes in the Limited Partnership's cash position for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                             1997              1996
                                                       -     -----       -     ----

                                                                  (In thousands)

Cash provided by operating activities                      $  1,276           $ 1,687
Distributions to partners                                    (1,301)           (1,602)
Contributions from partners                                      32                27
Additions to oil and gas properties                            (73)               (10)
                                                              -----             ------
 Increase (decrease) in cash                             $      (66)          $    102
                                                           =========           =======

Cash provided by operating activities in 1997 was used primarily for distributions to the partners. Future distributions depend on, among other things, continuation of current or higher oil and gas prices and markets for production.

The Limited Partnership has net working capital of $605,000 at December 31, 1997. This working capital, together with cash flows generated from operations, may be used to fund future distributions.

Proved reserves and discounted future net revenues valued at year-end prices (discounted at 10% and before general and administrative expenses) attributable to proved reserves were estimated at 27,000 bbls and 290,000 mcf valued at $1,127,000 in 1997 and 33,000 bbls and 345,000 mcf valued at $2,146,000 in 1996.
The decrease in discounted future net revenues and the fluctuation in the quantities resulted from a decrease in year end oil and gas prices, as well as current year production and changes in the estimated rates of future production on the Freddie Aker well.

Results of Operations

1997 Compared to 1996

Oil Revenue

Oil revenue decreased $260,000 during 1997 as compared with 1996. The decrease is comprised of a 31% decrease in production, combined with a decrease in the average price from $21.40 per barrel in 1996 to $20.28 per barrel in 1997. The decrease in production from 35,244 barrels in 1996 to 24,353 barrels in 1997 is due to normal production declines.

Gas Revenue

Gas revenue decreased $449,000 during 1997 as compared with 1996. The decrease is due to a decrease in the average gas price from $3.15 per mcf during 1996 to $3.07 per mcf during 1997 combined with a 34% decrease in production. The decrease in production from 394,446 mcf in 1996 to 258,483 mcf in 1997 is due to normal production declines.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense increased $12,000 during 1997 as compared with 1996 primarily due to increased maintenance activity during 1997.

Production Taxes

Production taxes decreased $39,000 during 1997 as compared with 1996 as a result of decreased oil and gas production during 1997.

General and Administrative

General and administrative expenses decreased $4,000 during 1997 as compared with 1996 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $30,000 during 1997 as compared with 1996 due to an increase in capitalized costs during 1997.

1996 Compared to 1995

Oil Revenue

Oil revenue increased $211,000 during 1996 as compared with 1995. The increase is comprised of a 15% increase in production, combined with an increase in the average price from $17.67 per barrel in 1995 to $21.40 per barrel in 1996. The increase in production from 30,712 barrels in 1995 to 35,244 barrels in 1996 is primarily due to increased state allowable production limits partially offset by normal production declines.

Gas Revenue

Gas revenue increased $629,000 during 1996 as compared with 1995. The increase is due to an increase in the average gas price from $1.98 per mcf during 1995 to $3.15 per mcf during 1996 combined with a 28% increase in production. The increase in production from 309,054 mcf in 1995 to 394,446 mcf in 1996 is due to increased state allowable production limits partially offset by normal production declines.

Lease Operating

Lease operating expense increased $8,000 during 1996 as compared with 1995 primarily due to increased maintenance activity during 1996.

Production Taxes

Production taxes increased $33,000 during 1996 as compared with 1995 as a result of increased oil and gas revenue during 1996.

General and Administrative

General and administrative expenses decreased $10,000 during 1996 as compared with 1995 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $8,000 during 1996 as compared with 1995 due to an increase in capitalized costs during 1996.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
FINANCIAL STATEMENTS:

     Independent Auditors' Report                                                                             11

     Balance Sheets at December 31, 1997 and 1996 -
         May Drilling Partnership 1984-2                                                                      12

     Balance Sheets at December 31, 1997 and 1996 -
         May Limited Partnership 1984-2                                                                       13

     Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995 -
         May Limited Partnership 1984-2                                                                       14

     Statements of Changes in Partners' Capital for the Years Ended December 31,
         1997, 1996 and 1995 -
         May Limited Partnership 1984-2                                                                       15

     Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995 -
         May Limited Partnership 1984-2                                                                       16

     Notes to Financial Statements - May Drilling Partnership 1984-2
         and May Limited Partnership 1984-2                                                                17-20

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                      21

                          INDEPENDENT AUDITORS' REPORT



To the Partners of May Drilling Partnership 1984-2 and
     May Limited Partnership 1984-2:

We have audited the financial statements of May Drilling Partnership 1984-2 ("General Partnership") and May Limited Partnership 1984-2 ("Limited Partnership") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1997 and 1996, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1998



                         MAY DRILLING PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                 (In thousands)



                                                                               December 31,              December 31,
                                                                                      1997                      1996



ASSETS

Investment in May Limited Partnership 1984-2                                       $320                      $445
                                                                                    ===                       ===





PARTNERS' CAPITAL

Partners' Capital                                                                  $320                      $445
                                                                                    ===                       ===







Note: The statements of operations, changes in partners capital and cash flows for May Drilling Partnership 1984-2 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1984-2 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-2 on the equity method. The May Limited Partnership 1984-2 financial statements should be read in conjunction with this balance sheet.























                   The accompanying notes are an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                 (In thousands)



                                                                           December 31,               December 31,
                                                                                  1997                       1996



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                              $     286                    $     352
     Accrued oil and gas revenues                                                 192                          320
     Due from affiliate                                                           106                          114
     Contributions receivable from general partner                                 35                           32
                                                                                 -----                         ----
              Total                                                               619                          818



OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                            10,442                       10,369
         Less accumulated depletion                                           (10,409)                     (10,369)
                                                                               -------                      -------
              Net oil and gas properties                                           33



TOTAL ASSETS                                                                $     652                     $    818
                                                                              ========                     =======



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                              $       14                    $      12
                                                                              --------                    --------


PARTNERS' CAPITAL
     General Partner                                                              318                          361
     Limited Partner                                                              320                          445
                                                                                ------                       ------
              Total                                                               638                          806
                                                                                ------                        -----

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $     652                                  $    818
                                                                                ======                     =======
















                   The accompanying notes are an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
            (In thousands, except for Unit and per Unit Information)



                                                                  1997              1996              1995
                                                            --    -----       --    -----       --    ----

REVENUES
     Oil revenue                                                $    494          $    754         $    543
     Gas revenue                                                     793             1,242              613
     Interest income                                                  15                14               14
     Other                                                             9
                                                                  --------          ------
              Total                                                1,311             2,010            1,170
                                                                  --------           -----      -     -----
COSTS AND EXPENSES
     Lease operating                                                  45                33               25
     Production taxes                                                 86               125               92
     General and administrative                                       32                36               46
     Depletion                                                        40                10                2
     Litigation settlement                                                                                7
     Professional services and other                                  10                10               10
                                                                   ------            ------              ----
              Total                                                  213               214              182
                                                                    ----              ----              ----

NET INCOME                                                       $ 1,098           $ 1,796         $    988
                                                                  =======           ======          =======

ALLOCATION OF NET INCOME:
     General Partner                                            $    358          $    569          $   313
                                                                  =======          =======           ======
     Limited Partner                                            $    740           $ 1,227          $   675
                                                                  =======           ======           ======

     Per initial $1,000 Limited Partner

         investment                                               $ 85.71          $142.13          $ 78.19
                                                                   ======           ======           ======
     Weighted average initial $1,000 Limited
         Partner investment units outstanding                       8,633            8,633            8,633
                                                                    =====            =====            =====
















                   The accompanying notes are an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)



                                                                    General           Limited
                                                                    Partner           Partner           Total



BALANCE, December 31, 1994                                        $     280         $     297         $     577

     Capital contributions                                               27                                  27
     Net income                                                         313               675               988
     Distributions                                                     (336)             (676)           (1,012)
                                                                --     ----       --     ----            ------

BALANCE, December 31, 1995                                              284               296               580

     Capital contributions                                               32                                  32
     Net income                                                         569             1,227             1,796
     Distributions                                                     (524)           (1,078)           (1,602)
                                                                --     ----            ------            ------

BALANCE, December 31, 1996                                              361               445               806

     Capital contributions                                               35                                  35
     Net income                                                         358               740             1,098
     Distributions                                                     (436)             (865)           (1,301)
                                                                      ------            ------             -----
  BALANCE, December 31, 1997                                          $   318           $   320           $   638
                                                                       ======            ======            ======

























                   The accompanying notes are an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)


                                                                      1997             1996             1995
                                                                     ------      --    -----      --    ----



OPERATING ACTIVITIES:
     Net income                                                  $ 1,098             $ 1,796           $    988
     Adjustment to reconcile net income
         to net cash provided by operating activities:
              Depletion                                               40                  10                  2
     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas revenues                                128                (75)               (42)
         Due from affiliate                                            8                 (39)                11
         Accounts payable and accrued
              liabilities                                             2                   (5)                 3
                                                                    ----               ------              ----
                  Net cash provided by
                      operating activities                         1,276               1,687                962
                                                                 --------              -----                ---
INVESTING ACTIVITIES -
     Additions to oil and gas properties                             (73)                 (10)               (2)
                                                                   ------                 ---                --

FINANCING ACTIVITIES -

     Distributions to partners                                    (1,301)              (1,602)           (1,012)
     Contributions from partners                                      32                  27                 26
                                                                  -------               ----              -----
                  Net cash used in financing
                      activities                                  (1,269)              (1,575)             (986)
                                                                  -------              ------              ----

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                            (66)                102                (26)

CASH AND CASH EQUIVALENTS:

     BEGINNING OF YEAR                                               352                 250                276
                                                                    -----                ---                ---

     END OF YEAR                                                $    286            $    352           $    250
                                                                   =======           =======            =======


                   The accompanying notes are an integral part
                          of the financial statements.

                         MAY DRILLING PARTNERSHIP 1984-2
                                       AND
                         MAY LIMITED PARTNERSHIP 1984-2

                          NOTES TO FINANCIAL STATEMENTS


(1)  ACCOUNTING POLICIES AND OTHER MATTERS

         General Partnership

         May Drilling Partnership 1984-2, a Texas general partnership (the "General Partnership"), was organized by May Petroleum Inc. ("May") for the purpose of oil and gas exploration through May Limited Partnership 1984-2 (the "Limited Partnership"). The General Partnership was formed on September 18, 1984, with investors ("Participants") subscribing an aggregate of $8,633,000 in assessable $1,000 units. After the expenditure of the initial contributions of the Participants, additional mandatory assessments from each Participant are provided for under the terms of the general partnership agreement in an amount up to 25% of the initial contribution of the Participant. During 1985, May assessed the Participants 5% of initial contributions. No additional assessments have been made since 1985.

         The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal (as set forth in the partnership agreement) of the Limited Partnership's net assets no later than December 31, 1988, and during each succeeding year, if such net assets are positive. The manager has made repurchase offers in each year since 1989 and intends to make a repurchase offer in 1998.

         As the General Partnership is the sole limited partner of the Limited Partnership, and there are no other revenues or expenses of the General Partnership, its results of operations, changes in partners capital and cash flows are equal to the limited partner's share of the Limited Partnership's results of operations, changes in partners capital and cash flows as set forth herein. Therefore, separate statements of operations, changes in partners capital and cash flows are not presented for the General Partnership.

         Limited Partnership

         The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are concentrated in one prospect in south Louisiana. Among other things, the terms of the Limited Partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. As of December 31, 1997, all such contributions had been accrued.

         On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.

         Sharing of Costs and Revenues

         Capital costs, as defined by the Agreement, for commercially productive wells and the costs related to the organization of the Limited Partnership are borne by the general partner. Noncapital costs and direct expenses, as defined by the Agreement, are charged 1% to the general partner and 99% to the limited partner. Oil and gas sales, operating expenses and general and administrative overhead are shared so that the general partner's allocation will equal the percentage that the amount of Limited Partnership expenses, as defined, allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the limited partner, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was as follows:


                                           1997              1996             1995
                                      -    -----       -     -----       -    ----


Limited Partner                          $ 68.2             68.4%             68.6%
General Partner                          $ 31.8             31.6%             31.4%

         Significant Customers

         For the years ended December 31, 1997, 1996 and 1995, purchases by each of the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:


                                           1997              1996             1995
                                      -    -----       -     -----       -    ----



Conoco Inc.                                 41%                56%               72%
Marathon Petroleum Company                  39%
TXG Gas Marketing                           19%                30%

         Although the Limited Partnership sells the majority of its production to a small number of purchasers, there are numerous other purchasers in the area, so the loss of any significant customer would not adversely affect the Limited Partnership's operations.

         Income Taxes

         No provision for federal income taxes is included in the financial statements of the Limited Partnership or the General Partnership because, as partnerships, they are not subject to federal income tax and the tax effects of their activities accrue to the partners. The partnerships' tax returns, the qualification of the General and Limited Partnerships as partnerships for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the partnerships' taxable income or loss, the tax liability of the partners could change accordingly.

         Oil and Gas Properties

         The Limited Partnership follows the full cost method of accounting for oil and gas properties and, accordingly, capitalizes all costs associated with the exploration and development of oil and gas reserves.

         The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.03 in 1997 and $.01 in both 1996 and 1995.

         Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1997, 1996 or 1995. Significant price declines in the future could cause the Limited Partnership to recognize valuation adjustments and could reduce the amount of future cash flow available for distributions and operations.

         Generally no gains or losses are recognized on the sale or disposition of oil and gas properties. Maintenance and repairs are charged against income when incurred.

         Gas Balancing

         The Limited Partnership uses the sales method of accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

         As of December 31, 1997, the net imbalance to the Limited Partnership's interest is not considered material. Current imbalances can be made up with production from the existing well.

         Use of Estimates

         The preparation of the financial statements for the Limited Partnership and General Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Related Party Transactions

         Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership. The amounts due from HPI were $106,000 and $114,000 as of December 31, 1997 and 1996, respectively. These balances represent net revenues less operating costs and expenses.

         Cash Flows

         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.


(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

         HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each entity based upon the time spent on that entity. General and administrative overhead allocated by HPI to the Limited Partnership totaled $32,000 in 1997, $36,000 in 1996 and $46,000 in 1995.

(3)      INCOME TAXES

         As a result of the differences in the accounting treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1997 and 1996, the income tax bases of the Limited Partnership's oil and gas properties were approximately $5,600 and $6,800, respectively.


(4)      LITIGATION SETTLEMENT

         In the fourth quarter of 1995, the parties settled the lawsuit styled Stutes v. Hallwood Petroleum, Inc. et al. The plaintiff in the lawsuit alleged that as a result of exposure to benzene in the petroleum he was hauling from various wells owned and operated by the Limited Partnership and the approximately 80 other named defendants, he contracted myelogenous leukemia. The Limited Partnership's share of the settlement not covered by insurance was $7,000.

                      SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

Costs Incurred -


                                                                              For the Years Ended December 31,

                                                             1997             1996              1995
                                                             ----             ----              ----
                                                                                   (In thousands)



Development costs                                            $73               $10              $ 2
                                                             ===                ==               ==

Oil and Gas Reserves (valued at year-end prices discounted at 10%) -


                                               1997                                                       1995
                                               ----                                                       ----
                                                                 1996
                                                                 ----

                                 Bbls            Mcf          Bbls             Mcf           Bbls             Mcf



Total Proved Reserves:
 Beginning of period              33             345            34             335            31             280
 Revisions to previous estimates  18             203            34             404            34             364

 Production                       (24)          (258)          (35)           (394)          (31)            (309)
                                 ---            ---            ---            ----           ---             ----
End of period                     27             290             33             345            34             335
                                 ===             ===            ===            ====           ===

Proved Developed
Reserves:
   Beginning of period            33             345            34             335            31              280
                          =       ==             ===    =       ==     =       ===    =       ==     =        ===
   End of period                  27             290            33             345            34              335
                          =       ==             ===    =       ==     =       ===    =       ==     =        ===

Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

ITEM 9  -  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Drilling Partnership and Limited Partnership are managed by affiliates of HEP and do not have directors or executive officers.


ITEM 11 - EXECUTIVE COMPENSATION

           The partnerships pay no salaries or other direct remuneration to officers, directors or key employees of the general partner or HPI. The Limited Partnership reimburses the general partner for general and administrative costs incurred on behalf of the partnerships. See
           Note 2 to the Financial Statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 33.3% of the outstanding units. The general partner of HEP is HEPGP Ltd.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I,
           Item 1 and Part II, Item 7.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             a.  Financial Statements and Schedules:
                See Index at Item 8.

             b.  Reports on Form 8-K - None.

             c.  Exhibits:

                3.1 The General  Partnership  Agreement  and the  Limited
                    Partnership Agreement filed as an Exhibit to Registration Statement No. 0-89194, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                                MAY DRILLING PARTNERSHIP 1984-2
                                                 MAY LIMITED PARTNERSHIP 1984-2

                                                      By:  EDP OPERATING, LTD.,
                                                             General Partner

                                                      By:  HEPGP LTD.,
                                                              General Partner

                                                      By:  HALLWOOD G.P., Inc.
                                                               General Partner



                                                       By: /s/William L.Guzzetti
                                                            William L. Guzzetti
                                                      President, Chief Executive
                                                       Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                                     Title                                  Date




/s/Robert S. Pfeiffer                                    Vice President                     February 27, 1998
                                                         (Principal Accounting Officer)
Robert S. Pfeiffer