Form 10-Q
period 1998-06-30
MAY LIMITED PARTNERSHIP 1984-2
filed 1998-08-14
CIK 757385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               June 30,                 December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1984-2                                     $ 182                     $ 320
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 182                     $ 320
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



                         MAY LIMITED PARTNERSHIP 1984-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      June 30,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $    263                 $    286
    Accrued oil and gas sales                                              79                      192
    Due from affiliate                                                     48                      106
    Contributions receivable from general partner                                                   35
                                                                  -----------                ---------
         Total                                                            390                      619
                                                                      -------                  -------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                     10,442                   10,442
       Less accumulated depletion                                     (10,419)                  (10,409)
                                                                       ------                    ------
         Net oil and gas properties                                        23                       33
                                                                    ---------                ---------

TOTAL ASSETS                                                         $    413                 $    652
                                                                      =======                  =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                      $         9               $       14
                                                                   ----------                ---------

PARTNERS' CAPITAL
    General partner                                                       222                      318
    Limited partner                                                       182                      320
                                                                      -------                  -------
         Total                                                            404                      638
                                                                      -------                  -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $    413                 $    652
                                                                      =======                  =======




















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                       For the Three Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                     $       96                   $    139
   Oil revenue                                                             46                         98
   Interest                                                                 4                          6
   Other                                                                                               9
                                                                   ----------                  ---------
         Total                                                            146                        252
                                                                      -------                    -------

COSTS AND EXPENSES
   Lease operating                                                          9                         12
   Production taxes                                                        12                         18
   General and administrative                                               6                          6
   Depletion                                                                4                         13
   Professional services and other                                          2                          2
                                                                   ----------                 ----------
         Total                                                             33                         51
                                                                    ---------                  ---------

NET INCOME                                                           $    113                   $    201
                                                                      =======                    =======

ALLOCATION OF NET INCOME:

    General Partner                                                $       38                 $       66
                                                                    =========                  =========

    Limited Partner                                                $       75                   $    135
                                                                    =========                    =======

       Per initial $1,000 limited partner
         investment                                                 $    8.69                    $ 15.64
                                                                     ========                     ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                           8,633                      8,633
                                                                       ======                     ======




















                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Six Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                       $    229                   $    394
   Oil revenue                                                            112                        255
   Interest                                                                 7                          9
   Other                                                                                               9
                                                                   ----------                  ---------
         Total                                                            348                        667
                                                                      -------                    -------

COSTS AND EXPENSES
   Lease operating                                                         18                         24
   Production taxes                                                        24                         44
   General and administrative                                              14                         14
   Depletion                                                               10                         13
   Professional services and other                                          7                          7
                                                                   ----------                  ---------
         Total                                                             73                        102
                                                                     --------                    -------

NET INCOME                                                           $    275                   $    565
                                                                      =======                    =======

ALLOCATION OF NET INCOME:

    General Partner                                                $       90                   $    184
                                                                    =========                    =======

    Limited Partner                                                  $    185                   $    381
                                                                      =======                    =======

       Per initial $1,000 limited partner
         investment                                                   $ 21.43                    $ 44.13
                                                                       ======                     ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                           8,633                      8,633
                                                                       ======                     ======

















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                       For the Six Months Ended June 30,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                        $    275                  $    565
    Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depletion                                                         10                        13

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                            113                       142
      Due from affiliate                                                    58                       114
      Accounts payable and accrued liabilities                              (5)                       (2)
      Due to affiliate                                                                                27
                                                                    ----------                 ---------
              Net cash provided by operating activities                    451                       859
                                                                       -------                   -------

INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                              (67)
                                                                   -----------                  --------

FINANCING ACTIVITIES:
      Distributions to partners                                           (509)                     (877)
      Contributions from general partner                                    35                        32
                                                                     ---------                 ---------
              Net cash used in financing activities                       (474)                     (845)
                                                                      --------                  --------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                       (23)                      (53)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        286                       352
                                                                       -------                   -------

       Balance, end of period                                         $    263                  $    299
                                                                       =======                   =======


















                         MAY LIMITED PARTNERSHIP 1984-2
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1    -   GENERAL

The financial statements presented are those of May Limited Partnership 1984-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash provided by operating activities totaled $451,000 for the six months ended June 30, 1998, and $509,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1998 was declared in July 1998. The distribution amount is $212,000 payable $144,584 to May Drilling Partnership 1984-2 partners and $67,416 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997

Gas Revenue

Gas revenue decreased $43,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a decrease in production, partially offset by an increase in the average gas price. Gas production decreased 36% due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price increased from $2.49 per mcf in 1997 to $2.66 per mcf in 1998.

Oil Revenue

Oil revenue decreased $52,000 in the second quarter of 1998 as compared to the second quarter of 1997 as a result of a decrease in production and a decrease in the average oil price. Oil production decreased 31% on the Freddie Aker #1 due to increased rates of water production on the well. The average oil price decreased from $19.38 per barrel in 1997 to $13.19 per barrel in 1998.

Interest

Interest income decreased $2,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a lower average cash balance during 1998.

Other

Other income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense decreased $3,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to decreased maintenance activity on the Freddie Aker #1.

Production Taxes

Production taxes decreased $6,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to decreased production previously discussed.

Depletion

Depletion expense decreased $9,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a lower depletion rate resulting from the decrease in production previously discussed.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

The comparisons for the six months ended June 30, 1998 and the six months ended June 30, 1997 are consistent with those discussed in the second quarter 1998 compared to the second quarter of 1997 except for the following:

Gas Revenue

Gas revenue decreased $165,000 during the first six months of 1998 as compared to the corresponding period in 1997 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 33% due to increased rates of water production on the Freddie Aker #1 well. The average gas price decreased from $3.03 per mcf in 1997 to $2.62 per mcf in 1998.

Oil Revenue

Oil revenue decreased $143,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to a decrease in production and a decrease in the average oil price. The average oil price decreased from $21.28 per barrel in 1997 to $14.00 per barrel in 1998. Oil production decreased 33% due to increased rates of water production on the Freddie Aker #1 well.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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

                              MAY DRILLING PARTNERSHIP 1984-2
                              MAY LIMITED PARTNERSHIP 1984-2

                              By:  EDP OPERATING, LTD.,
                                   General Partner

                                   By:  HEPGP Ltd.,
                                        General Partner

                                   By:  HALLWOOD G. P., INC.,
                                        General Partner



Date:  August 10, 1998             By: /s/Thomas J. Jung
                                       Thomas J. Jung, Vice President
                                       (Principal Accounting Officer)