Form 10-Q
period 1999-03-31
MAY LIMITED PARTNERSHIP 1984-2
filed 1999-05-11
CIK 757385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                         MAY DRILLING PARTNERSHIP 1984-2
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                                March 31,                December 31,
                                                                                   1999                      1998

ASSETS
Investment in May Limited Partnership 1984-2                                       $ 63                      $ 77
                                                                                    ===                       ===


NET ASSETS IN LIQUIDATION                                                          $ 63                      $ 77
                                                                                    ===                       ===






NOTE: The statements of operations, changes in net assets in liquidation, and cash flows for May Drilling Partnership 1984-2 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-2 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-2 on the equity method. The May Limited Partnership 1984-2 financial statements should be read in conjunction with these statements of net assets in liquidation. The May Limited Partnership 1984-2 changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998 as described in Note 1 to the financial statements.


























           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                       March 31,              December 31,
                                                                          1999                    1998

ASSETS
    Cash and cash equivalents                                          $    145                $    162
    Accrued oil and gas sales                                                42                      61
    Due from affiliate                                                       17                      30
    Contributions receivable from general partner                                                    17

OIL AND GAS PROPERTIES
    At estimated net realizable value                                        92                      92
                                                                       --------                --------

TOTAL ASSETS                                                                296                     362
                                                                        -------                 -------

LIABILITIES
    Accounts payable and accrued liabilities                                  7                      14
    Deferred appreciated gain on oil and gas properties                      81                      77
                                                                       --------                --------

NET ASSETS IN LIQUIDATION                                              $    208                $    271
                                                                        =======                 =======





























           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                        THREE MONTHS ENDED MARCH 31, 1999
          STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         1999                        1998
                                                                         ----                        ----

REVENUES
   Gas revenue                                                       $      45                    $    133
   Oil revenue                                                              26                          66
   Interest                                                                  2                           3
                                                                     ---------                   ---------
         Total                                                              73                         202
                                                                      --------                     -------

COSTS AND EXPENSES
   Lease operating                                                           5                           9
   Production taxes                                                          6                          12
   General and administrative                                                8                           8
   Depletion                                                                 3                           6
   Professional services and other                                           4                           5
                                                                     ---------                   ---------
         Total                                                              26                          40
                                                                      --------                    --------

NET INCOME FROM OPERATIONS                                                  47                    $    162
                                                                                                   =======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     271

DISTRIBUTIONS TO PARTNERS                                                 (110)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                      $    208
                                                                       =======

ALLOCATION OF NET INCOME:

    General Partner                                                                              $      52
                                                                                                  ========

    Limited Partner                                                                               $    110
                                                                                                   =======

       Per initial $1,000 limited partner
         investment                                                                                $ 12.74
                                                                                                    ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                        8,633









           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                                 (In thousands)



OPERATING ACTIVITIES:
    Net income                                                                                    $    162
    Adjustment to reconcile net income to net
       cash provided by operating activities:
          Depletion                                                                                      6

Changes in assets and liabilities provided (used) cash:
    Accrued oil and gas sales                                                                           81
    Accounts payable and accrued liabilities                                                            (4)
              Net cash provided by operating activities                                                287
                                                                                                   -------

FINANCING ACTIVITIES:
      Distributions to partners                                                                       (328)
      Contributions from general partner                                                                35
              Net cash used in financing activities                                                   (293)
                                                                                                   -------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                                    (6)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                                                    286

       Balance, end of period                                                                     $    280
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

The financial statements presented are those of May Limited Partnership 1984-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through September 8, 1999. The partnerships are expected to be liquidated in 1999. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

                                                                    1999             1998
                                                                    ----             ----

Appreciation of oil and gas properties                              $ 81             $ 77
Deferral of appreciated gain on oil and gas properties               (81)             (77)

The Company has received a fair market appraisal of its properties. When the appraised value is compared to the historical net carrying value of the Limited Partnership's oil and gas properties, there is an appreciation of $81,000 and $77,000 at March 31, 1999 and December 31, 1998, respectively. Because of the inherent uncertainty about the timing and amount of the gain that may ultimately be realized, such estimated gain has been deferred at March 31, 1999 and December 31, 1998.

Upon completion of the liquidation process and settlement of all liabilities, the General Partnership will distribute the remaining cash to the General Partnership and Limited Partnership in accordance with the terms of the partnership agreements.

The statements of operations, and cash flows of the Limited Partnership for three months ended March 31, 1998 have been prepared using the historical cost (going concern) basis of accounting on which the General Partnership and the Limited Partnership had previously reported their financial condition and results of operations.

After  September  8, 1999,  the  general  partner  will  proceed to wind-up  the
Drilling Partnership and the Limited Partnership. This process includes preparing a final accounting, paying the liabilities of the Partnerships, and making a liquidating distribution in accordance with the capital accounts of the partners. The Limited Partnership owns a minority interest in one well. The general partner is considering the alternatives available for the liquidation of the partnership.

ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership distributed $110,000 to partners during the first three months of 1999. A distribution payable to partners of record as of March 31, 1999 was declared in April 1999. The distribution amount is $113,000 payable $76,953 to May Drilling Partnership 1984-2 partners and $36,047 to the general partner.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Limited Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Limited Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Limited Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Limited Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Limited Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Limited Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Limited Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Limited Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Results of Operations

First Quarter 1999 Compared to First Quarter 1998

Gas Revenue

Gas revenue decreased $88,000 during the first quarter of 1999 compared to the first quarter of 1998 due to a decrease in production and a decrease in the average gas price. Gas production decreased 57% due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price decreased from $2.59 per mcf in 1998 to $2.05 per mcf in 1999.

Oil Revenue

Oil revenue decreased $40,000 in the first quarter of 1999 compared to the first quarter of 1998 as a result of a decrease in production and a decrease in the average oil price. Oil production decreased 49% on the Freddie Aker #1 due to increased rates of water production on the well. The average oil price decreased from $14.63 per barrel in 1998 to $11.18 per barrel in 1999.

Interest

Interest income decreased $1,000 during the first quarter of 1999 compared to the first quarter of 1998 due to a lower average cash balance during 1999.

Lease Operating

Lease operating expense decreased $4,000 during the first quarter of 1999 compared to the first quarter of 1998 due to decreased maintenance activity on the Freddie Aker #1.

Production Taxes

Production taxes decreased $6,000 during the first quarter of 1999 compared to the first quarter of 1998 due to decreased production previously discussed.

Depletion

Depletion expense decreased $3,000 during the first quarter of 1999 compared to the first quarter of 1998 due to a lower depletion rate resulting from the decrease in production previously discussed.

Professional Services and Other

Professional services and other expense decreased $1,000 during the first quarter of 1999 compared to the first quarter of 1998 due to a decrease in numerous miscellaneous items, none of which is individually significant.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1998.


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

                                        MAY DRILLING PARTNERSHIP 1984-2
                                        MAY LIMITED PARTNERSHIP 1984-2

                                        By:  EDP OPERATING, LTD.,
                                               General Partner

                                             By:  HEPGP Ltd.,
                                                General Partner

                                             By:  HALLWOOD G. P., INC.,
                                                  General Partner



Date:  May 11, 1999                          By:  /s/Thomas J. Jung
                                                 Thomas J. Jung, Vice President
                                                  (Principal Accounting Officer)