Form 10-K405
period 1999-12-31
MAY LIMITED PARTNERSHIP 1984-2
filed 2000-03-07
CIK 757385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                      ----------------------
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

The general partner of the Limited Partnership is Hallwood Energy Partners, L.P., which is a subsidiary of Hallwood Energy Corporation ("HEC"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEC. In February 2000, HPI employed 100 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEC is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1999, all such required contributions had been accrued.

The partnership agreements governing the Drilling Partnership and the Limited Partnership provide for a fifteen-year term of existence. As a result, the term of the Drilling Partnership and the Limited Partnership ended on September 18, 1999.

Over the first four months of 2000, the general partner will proceed to wind-up the Drilling Partnership and the Limited Partnership. This process includes preparing a final accounting, paying the liabilities of the Drilling Partnership and the Limited Partnership, and making a liquidating distribution in accordance with the capital accounts of the partners. The general partner believes that it would be in the best interest of the limited partners to sell the assets of the Limited Partnership and distribute any cash remaining after payment of liabilities. The distribution of a pro rata direct working interest in the Freddie Aker #1 well to each of the partners would not be practicable because of the large number of partners involved (over 700), the small size of the resulting interests and, in general, the risks and inconvenience that can be associated with being a small working interest owner. The general partner intends to sell the investors' interest in the Freddie Aker #1 well at a public auction in the first quarter of 2000.

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

                                1999              1998             1997
                                ----              ----             ----

Limited Partner                 68.0%             68.1%            68.2%
General Partner                 32.0%             31.9%            31.8%

In 2000, the sharing ratio will be 68.0% to the limited partner and 32.0% to the general partner.

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

Significant Customers

For the years ended December 31, 1999, 1998 and 1997, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Limited
Partnership:

                                   1999              1998             1997
                                   ----              ----             ----

Conoco Inc.                         68%              48%               41%
Plains All American Inc.            31%
Marathon Petroleum Company                           16%               39%
TXG Gas Marketing                                    17%               19%
Scurlock Permian LLC                                 17%

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


ITEM 2 - PROPERTIES

The Limited Partnership's oil and gas reserves are located on properties in south Louisiana. Natural gas accounts for 55% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1999.

Significant Properties

At December 31, 1999, the following prospect accounted for all of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1999 reserve report prepared by HPI's petroleum engineers.

Meaux Prospect. The Meaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect contains one productive well (the Freddie Aker) and has estimated remaining net proved reserves of 7,000 bbls of oil and 79,000 mcf of gas as of December 31, 1999. The Limited Partnership's working interest in this well is 13.1%. The prospect produces from one zone, the Bol Mex.3 formation, at 15,275 feet.

As part of the liquidation process, the general partner intends to sell the investors' interest in the Freddie Aker #1 well at public auction during the first quarter of 2000.


ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1999.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

b) As of December 31, 1999, there were approximately 746 holders of record of partnership interests in the Drilling Partnership.

c)  Distributions paid by the Limited Partnership were as follows(in thousands):

                            General                    Limited
                            Partner                    Partner

1999                          $107                       $191
1998                           289                        546
1997                           436                        865


ITEM 6 - SELECTED FINANCIAL DATA

                                                            For the Limited Partnership
                                                     As of or for the Year Ended December 31,
                                                     ----------------------------------------
                                    1999              1998             1997              1996             1995
                                    ----              ----             ----              ----             ----
                                                                  (In thousands)

Total revenues                       $309              $586           $1,311            $2,010           $1,170
Oil and gas revenues                  304               574            1,287             1,996            1,156
Net income                            179               451            1,098             1,796              988
Working capital                       166               271              605               806              580
Total assets                          321               362              652               818              597
Partners' capital                      --                --              638               806              580
Net assets in liquidation             166               271               --                --               --


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extended through September 18, 1999. The partnerships are expected to be liquidated prior to the end of the second quarter of 2000. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

                                                              December 31,
                                                          1999             1998
                                                          ----             ----

Appreciation of oil and gas properties                   $  76            $  77
Deferral of appreciated gain on oil and gas properties     (76)             (77)

Liquidity and Capital Resources

Material changes in the Limited Partnership's cash position for the years ended December 31, 1999 and 1998 are summarized as follows:

                                                  1999             1998
                                                  ----             ----
                                                     (In thousands)

Cash provided by operating activities             $ 305            $ 676
Distributions to partners                          (298)            (835)
Contributions from partners                          17               35
Additions to oil and gas properties                 (94)
                                                   ----             -----
Decrease in cash                                  $ (70)           $(124)
                                                   ====             ====

Cash  provided  by  operating   activities  in  1999  was  used   primarily  for
distributions to the partners and for capital expenditures.

The reserves of the Limited Partnership have been estimated by HPI's in-house engineers and have been reviewed by independent petroleum engineers. Proved reserves and discounted future net revenues valued at year-end prices (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at 7,000 bbls and 79,000 mcf valued at $299,000 in 1999 and 10,000 bbls and 105,000 mcf valued at $293,000 in 1998. The increase in discounted future net revenues and in the quantities resulted from an increase in year-end oil and gas prices, partially offset by current year production and decreases in the estimated rates of future production on the Freddie Aker well as it is nearing the end of its productive life. Estimates of discounted future net revenues should not be construed as the current market value of the estimated oil and gas reserves. In accordance with requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor, which is required by the SEC for reporting purposes, is not necessarily the most appropriate discount factor based on risks associated with the production of the reserves or the oil and gas industry in general. Accordingly, the price received from the sale of oil and gas reserves is not generally the same as the estimated future net revenues for those reserves and the amount received in liquidation of the assets.

Results of Operations

1999 Compared to 1998

Gas Revenue

Gas revenue decreased $195,000 during 1999 compared with 1998. The decrease is due to a 53% decrease in production partially offset by an increase in the average gas price from $2.50 per mcf during 1998 to $2.64 per mcf during 1999. The decrease in production from 154,502 mcf in 1998 to 72,618 mcf in 1999 is due to the shut-in of the Freddie Aker #1 well during October 1999 while workover procedures were performed and increased rates of water production on the well.

Oil Revenue

Oil revenue decreased $75,000 during 1999 compared with 1998. The decrease is comprised of a 52% decrease in production, partially offset by an increase in the average price from $12.99 per barrel in 1998 to $16.34 per barrel in 1999. The decrease in production from 14,367 barrels in 1998 to 6,833 barrels in 1999 is due to the shut-in of the Freddie Aker #1 well during October 1999 while workover procedures were performed and increased rates of water production on the well.

Interest Income

Interest income decreased $7,000 during 1999 compared with 1998 due to a lower average cash balance during 1999.

Lease Operating

Lease operating expense decreased $6,000 during 1999 compared with 1998 primarily due to decreased maintenance activity during 1999.

Production Taxes

Production taxes decreased $18,000 during 1999 compared with 1998 as a result of a decreased oil and gas production during 1999.

General and Administrative

General and administrative expenses decreased $4,000 during 1999 compared with 1998 primarily due to a decrease in performance based compensation expense.

Depletion

Depletion expense increased $21,000 during 1999 compared with 1998 primarily due to an increase in capitalized costs during 1999 resulting from workover procedures performed on the Freddie Aker #1 well.

Professional Services and Other

Professional services and other expense increased $2,000 during 1999 compared to 1998 due to an increase in numerous miscellaneous items, none of which is individually significant.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                Page

FINANCIAL STATEMENTS:

   Independent Auditors' Report                                                                                  13

   Statements of Net Assets in Liquidation at December 31, 1999 and 1998 -
     May Drilling Partnership 1984-2                                                                             14

   Statements of Net Assets in Liquidation at December 31, 1999 and 1998 -
     May Limited Partnership 1984-2                                                                              15

   Statement of Changes in Net Assets in Liquidation for the Year Ended December
     31, 1999 and Statements of Operations for the Years Ended December 31, 1998
     and 1997 -
     May Limited Partnership 1984-2                                                                              16

   Statements of Changes in Partners' Capital for the Years Ended
     December 31, 1998 and 1997 -
     May Limited Partnership 1984-2                                                                              17

   Statements of Cash Flows for the Years Ended
     December 31, 1998 and 1997 -
     May Limited Partnership 1984-2                                                                              18

   Notes to Financial Statements - May Drilling Partnership 1984-2
     and May Limited Partnership 1984-2                                                                       19-23

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                         24

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

As discussed in Note 1 to the financial statements, the terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extended through September 18, 1999. The partnerships are expected to be liquidated in 2000. As a result, the General Partnership and the Limited Partnership have changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets in liquidation of the General Partnership and the Limited Partnership as of December 31, 1999 and 1998, (2) the changes in net assets in liquidation of the Limited Partnership for the year ended December 31, 1999 and (3) the results of operations and cash flows of the Limited Partnership for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2000


                         MAY DRILLING PARTNERSHIP 1984-2
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                          AT DECEMBER 31, 1999 AND 1998
                                 (In thousands)



                                                                          1999                      1998
                                                                     --------------            ---------

ASSETS
Investment in May Limited Partnership 1984-2                             $   -                       $77
                                                                          ====                        ==


NET ASSETS IN LIQUIDATION                                                $   -                       $77
                                                                          ====                        ==






Note: The statements of operations, changes in net assets in liquidation, changes in partners' capital and cash flows for May Drilling Partnership 1984-2 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1984-2 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-2 on the equity method. The May Limited Partnership 1984-2 financial statements should be read in conjunction with this statement of net assets in liquidation. The May Limited Partnership 1984-2 changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998 as described in Note 1 to the financial statements.



























               The accompanying notes are an integral part of the
                             financial statements.


                         MAY LIMITED PARTNERSHIP 1984-2
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                          AT DECEMBER 31, 1999 AND 1998
                                 (In thousands)


                                                                          1999                      1998
                                                                     --------------            ---------

ASSETS
  Cash and cash equivalents                                             $    92                   $    162
  Accrued oil and gas revenues                                               71                         61
  Due from affiliate                                                                                    30
  Contribution receivable from general partner                               14                         17

OIL AND GAS PROPERTIES:
  At estimated net realizable value                                         144                         92
                                                                        -------                   --------

TOTAL ASSETS                                                                321                        362
                                                                        -------                    -------

LIABILITIES
  Accounts payable and accrued liabilities                                   16                         14
  Due to affiliate                                                           63
  Deferred appreciated gain on oil and gas properties                        76                         77
                                                                       --------                   --------


NET ASSETS IN LIQUIDATION                                              $    166                   $    271
                                                                        =======                    =======





























               The accompanying notes are an integral part of the
                             financial statements.

                         MAY LIMITED PARTNERSHIP 1984-2
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
        FOR THE YEAR ENDED DECEMBER 31, 1999 AND STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
            (In thousands, except for Unit and per Unit Information)


                                                                      1999             1998              1997
                                                                      ----             ----              ----

REVENUES
  Gas revenue                                                       $   192          $   387           $   793
  Oil revenue                                                           112              187               494
  Interest income                                                         5               12                15
  Other                                                                                                      9
                                                                 ----------       ----------        ----------
         Total                                                          309              586             1,311
                                                                     ------           ------            ------

COSTS AND EXPENSES
  Lease operating                                                        27               33                45
  Production taxes                                                       22               40                86
  General and administrative                                             29               33                32
  Depletion                                                              39               18                40
  Professional services and other                                        13               11                10
                                                                   --------         --------          --------
         Total                                                          130              135               213
                                                                    -------          -------           -------

NET INCOME FROM OPERATIONS                                              179         $    451           $ 1,098
                                                                                     =======            ======

NET ASSETS IN LIQUIDATION,
  BEGINNING OF PERIOD                                                   271

DISTRIBUTIONS TO PARTNERS                                             (298)

CONTRIBUTIONS FROM PARTNERS                                              14
                                                                   --------

NET ASSETS IN LIQUIDATION,
  END OF PERIOD                                                    $    166
                                                                    =======

ALLOCATION OF NET INCOME:
  General Partner                                                                   $    148          $    358
                                                                                     =======           =======
  Limited Partner                                                                   $    303          $    740
                                                                                     =======           =======
  Per initial $1,000 Limited Partner investment                                      $ 35.10           $ 85.71
                                                                                      ======            ======
  Weighted average initial $1,000 Limited
     Partner investment units outstanding                                              8,633             8,633
                                                                                      ======            ======













               The accompanying notes are an integral part of the
                             financial statements.

                         MAY LIMITED PARTNERSHIP 1984-2
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                 (In thousands)


                                                                                             Net Assets
                                                           General           Limited             in
                                                           Partner           Partner        Liquidation          Total

BALANCE, December 31, 1996                                $    361         $    445                          $     806
  Capital contributions                                         35                                                  35
  Net income                                                   358              740                              1,098
  Distributions                                               (436)            (865)                            (1,301)
                                                             ------           ------                             ------

BALANCE, December 31, 1997                                     318              320                                638
  Capital contributions                                         17                                                  17
  Net income                                                   148              303                                451
  Distributions                                              (289)            (546)                              (835)

  Adjustments to liquidation basis:
    Eliminate Partners' Capital                              (194)             (77)                              (271)
    Revaluation of assets and liabilities                                                     $   271              271
                                                         ---------        ---------            ------         --------

BALANCE, December 31, 1998                                $    -0-         $    -0-           $   271        $     271
                                                           =======          =======            ======         ========






























               The accompanying notes are an integral part of the
                             financial statements.

                         MAY LIMITED PARTNERSHIP 1984-2
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                 (In thousands)


                                                                              1998                1997
                                                                              ----                ----

OPERATING ACTIVITIES:
  Net income                                                                $   451             $ 1,098
  Adjustment to reconcile net income
     to net cash provided by operating activities:
       Depletion                                                                 18                  40

  Changes in assets and liabilities provided (used) cash:
       Accrued oil and gas revenues                                             131                 128
       Due from affiliate                                                        76                   8
       Accounts payable and accrued liabilities                                                       2
                                                                         ----------           ---------
         Net cash provided by operating activities                              676               1,276
                                                                             ------              ------

INVESTING ACTIVITIES -
  Additions to gas and oil properties                                                               (73)
                                                                         ----------             -------

FINANCING ACTIVITIES -
  Distributions to partners                                                    (835)             (1,301)
  Contributions from partners                                                    35                  32
                                                                           --------            --------
         Net cash used in financing activities                                 (800)             (1,269)
                                                                            -------              ------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             (124)                (66)

CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                                                             286                 352
                                                                             ------              ------

  END OF YEAR                                                               $   162             $   286
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

       The general partnership agreement requires that the manager, Hallwood Energy Partners, L.P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal (as set forth in the partnership agreement) of the Limited Partnership's net assets no later than December 31, 1988, and during each succeeding year, if such net assets are positive. The manager has made repurchase offers in all years since 1989.

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

       Limited Partnership

       The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership for the purpose of oil and gas exploration and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are located in prospects in south Louisiana. Among other things, the terms of the limited partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year-end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. As of December 31, 1999, all such contributions had been accrued.

       On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.

       The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through September 18, 1999. The partnerships are expected to be liquidated prior to the end of the second quarter of 2000. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

                                                                December 31,
                                                           1999             1998
                                                           ----             ----

Appreciation of oil and gas properties                    $ 76             $ 77
Deferral of appreciated gain on oil and gas properties     (76)             (77)

       The Partnership obtained fair market appraisals of its properties as of December 31, 1999 and 1998. When the appraised value is compared to the historical net carrying value of the Limited Partnership's oil and gas properties, there is an appreciation of $76,000 and $77,000 at December 31, 1999 and 1998, respectively. Because of the inherent uncertainty about the timing and amount of the gain that may ultimately be realized, such estimated gain has been deferred at December 31, 1999 and 1998.

       The statements of operations, and cash flows of the Limited Partnership for each of the two years in the period ended December 31, 1998 have been prepared using the historical cost (going concern) basis of accounting on which the General Partnership and the Limited Partnership had previously reported their financial condition and results of operations.

       The Limited Partnership will be wound up prior to the end of the second quarter of 2000. This process includes preparing a final accounting, paying the liabilities of the Drilling Partnership and the Limited Partnership, and making a liquidating distribution in accordance with the capital accounts of the partners. The general partner believes that it would be in the best interest of the limited partners to sell the assets of the Limited Partnership and distribute any cash remaining after payment of liabilities. The general partner intends to sell the investors' interest in the Freddie Aker #1 well at a public auction in the first quarter of 2000.

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

                              1999              1998             1997
                              ----              ----             ----

Limited Partner               68.0%            68.1%             68.2%
General Partner               32.0%            31.9%             31.8%

       Significant Customers

       For the years ended December 31, 1999, 1998 and 1997, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:

                                 1999              1998             1997
                                 ----              ----             ----

Conoco Inc.                       68%              48%               41%
Plains All American Inc.          31%
Marathon Petroleum Company                         16%               39%
TXG Gas Marketing                                  17%               19%
Scurlock Permian LLC                               17%

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

       The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.13 in 1999, $.03 in 1998 and $.03 in 1997.

       Generally no gains or losses are recognized on the sale or disposition of oil and gas properties. Maintenance and repairs are charged against income when incurred.

       Gas Balancing

       The Limited Partnership uses the sales method of accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered or repaid at a future date.

       As of December 31, 1999, the Limited Partnership had a net over-produced position of 1,064 mcf ($2,873 valued at year-end gas prices). The General Partner believes that this imbalance can be made-up from production on the existing well. The reserves disclosed in Supplemental Oil and Gas Reserve Information have been decreased by 1,064 mcf in order to reflect the Partnership's gas balancing position.

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

       Related Party Transactions

       Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership. The Partnership had a payable to HPI of $63,000 as of December 31, 1999 and a receivable from HPI of $30,000 as of December 31, 1998. These balances represent net revenue less operating costs and expenses.

       Cash Flows

       All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

       Recently Issued Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Limited Partnership adopted SFAS 130 on January 1, 1998. The Limited Partnership does not have any items of other comprehensive income for the years ended December 31, 1999, 1998 and 1997. Therefore, total comprehensive income is the same as net income for those periods.

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


(2)      GENERAL AND ADMINISTRATIVE OVERHEAD

       HPI conducts the day to day operations of the Limited Partnership and other affiliated entities of HEC. The costs of operating the entities are allocated to each entity based upon the time spent on that entity.
       General and administrative overhead allocated by HPI to the Limited Partnership totaled $26,000 in 1999, $27,000 in 1998 and $32,000 in 1997.
(3)      INCOME TAXES

       As a result of differences between the accounting treatment of certain items for income tax purposes and financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At both December 31, 1999 and 1998, the income tax bases of the Limited Partnership's oil and gas properties were approximately $4,100.

                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

Costs Incurred -

                                    For the Year Ended December 31,
                                1999              1998             1997
                                ----              ----             ----
                                             (In thousands)

Development costs               $ 94              $  -             $ 73
                                 ===               ===              ===

Oil and Gas Reserves (valued at year-end prices discounted at 10%) -

                                               1999                    1998                     1997
                                               ----                    ----                     ----
                                         Mcf         Bbls        Mcf         Bbls         Mcf         Bbls
                                         ---         ----        ---         ----         ---         ----
                                                                  (In thousands)

Total Proved Reserves:
   Beginning of period                     105          10         290           27         345          33
   Revisions to previous
     estimates                              47           4         (30)          (3)        203          18
   Production                              (73)         (7)      (155)          (14)       (258)        (24)
                                          ----         ---       ---- -        ----        ----        ----
          End of period                     79           7         105           10         290          27
                                          ====        ====        ====         ====        ====       =====

Proved Developed Reserves:
   Beginning of period                     105          10         290           27         345          33
                                          ====         ===        ====         ====        ====       =====
   End of period                            79           7         105           10         290          27
                                         =====        ====        ====         ====        ====       =====

Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

ITEM 9        - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

                None.


                                    PART III


ITEM 10       - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The Drilling Partnership and Limited Partnership are managed by affiliates of HEC and do not have directors or executive officers.


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


ITEM 12       - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                To the  knowledge  of the  general  partner,  no person  owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4610 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 34% of the outstanding units.


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


                                        MAY DRILLING PARTNERSHIP 1984-2
                                        MAY LIMITED PARTNERSHIP 1984-2

                                        By:  HALLWOOD ENERGY PARTNERS, L.P.
                                                General Partner

                                              By:  HEC ACQUISITION CORP.
                                                  General Partner



Date:  March 6, 2000                          By:  /s/William L.Guzzetti
                                                  William L. Guzzetti
                                                  President, Chief Executive
                                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                Title                          Date



/s/William J. Baumgartner     Vice President                   March 6, 2000
---------------------------
William J. Baumgartner        Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)